Form 10QSB/A
period 2007-03-31
KINGSWAY CAPITAL, INC.
filed 2007-05-14
CIK 1368569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB/A

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

Kingsway Capital, Inc.

(Registrant)

Date: May 11, 2007

By:    /s/ Mac Bia

Title: Chief Executive Officer, Principal

Financial Officer and Director