Form 10QSB
period 2007-06-30
KINGSWAY CAPITAL, INC.
filed 2007-08-14
CIK 1368569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

|_|

TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

KINGSWAY CAPITAL, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52198	26-0380686
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 14, 2007, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

THESE FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY OUR INDEPENDENT AUDITORS.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of June 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$ 0	$ 0
Total Current Assets	$ 0	$ 0

Total Assets	$ 0	$ 0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ 0	$ 0
Total Liabilities	$ 0	$ 0

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 100,000,000 shares authorized; 1,390,000 shares issued and outstanding	139	139
Deficit accumulated during development stage	(139)	(139)
Total Stockholders’ Equity (Deficit)	$ 0	$ 0
Total Liabilities and Stockholders’ Equity	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Revenues	$ 0	$ 0	$ 0	$ 0
Total Revenues	$ 0	$ 0	$ 0	$ 0

Operating Costs and Expenses
General & Administrative Expenses	-	139	-	139
Total Operating Costs and Expenses	$ 0	$ 139	$ 0	$ 139

Net Income (Loss)	$ 0	$ (139)	$ 0	$ (139)

Basic and diluted loss per common share	$ 0	$ (0.00)	$ 0	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	1,390,000	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Net loss	-	(139)	-	(139)
Issuance of stock for services rendered	-	139	-	139
Net Cash Provided (Used) by Operating Activities	$ 0	$ 0	$ 0	$ 0

Cash Flows from Investing Activities	-	-	-
Net Cash Used in Investing Activities	$ 0	$ 0	$ 0	$ 0

Cash Flows from Financing Activities	-	-	-
Net Cash Provided by Financing Activities	$ 0	$ 0	$ 0	$ 0

Net Change in Cash and Cash Equivalents	-	-	-	-

Cash and Cash Equivalents at Beginning of Period	$ 0	$ 0	$ 0	$ 0

Cash and Cash Equivalents at End of Period	$ 0	$ 0	$ 0	$ 0

Noncash Financing and Investment Activities
Common stock issued to founder for services Rendered	-	139	-	139

Supplemental Cash Flow Information
Interest paid	$ 0	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2007.

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended June 30, 2007 was $0 as compared to net revenues of $0 for the three months ended June 30, 2006.  The net revenues for the six months ended June 30, 2007 was $0 as compared to net revenues of $0 for the six months ended June 30, 2006.

Operating Expenses

The operating expenses for the three months ended June 30, 2007 was $0 as compared to operating expenses of $139 for the three months ended June 30, 2006.  The operating expenses for the six months ended June 30, 2007 was $0 as compared to operating expenses of $139 for the six months ended June 30, 2006.

Net Income

As a result of the above, the net income for the three months ended June 30, 2007 was $0 as compared to net loss of $139 for the three months ended June 30, 2006.  The net income for the six months ended June 30, 2007 was $0 as compared to net loss of $139 for the six months ended June 30, 2006.  The basic and diluted income per share was $0 during the three months ended June 30, 2007.  The basic and diluted income per share was $0 during the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Kingsway Capital, Inc.

(Registrant)

Date: August 14, 2007

By: /s/ Bia Mac

Title: Chief Executive Officer, Principal

Financial Officer and Director