Form 10-Q
period 2008-06-30
KINGSWAY CAPITAL, INC.
filed 2008-08-12
CIK 1368569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2008 was 1,390,000 shares with $.0001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

3

              Balance Sheets

4

              Statements of Operations

5

              Statements of Cash Flows

6

              Notes to the Financial Statements

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

11

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

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Revenues	$ -	$ -	$ -	$ -
Total Revenues	-	-	-	-

Operating Costs and Expenses
General & Administrative Expenses	-	-	-	-
Total Operating Costs and Expenses	-	-	-	-

Net Income (Loss)	$ -	$ -	$ -	$ -

Basic and diluted loss per common share	$ -	$ -	$ -	$ -
Basic and diluted weighted average
Common shares outstanding	1,390,000	1,390,000	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Cash Flows from Operating Activities
Net loss	$ -	$ -	$ -	$ -
Issuance of stock for services rendered	-	-	-	-
Net Cash Provided (Used) by Operating Activities	-	-	-	-

Cash Flows from Investing Activities	-	-	-	-
Net Cash Used in Investing Activities	-	-	-	-

Cash Flows from Financing Activities	-	-	-	-
Net Cash Provided by Financing Activities	-	-	-	-

Net Change in Cash and Cash Equivalents	-	-	-	-

Cash and Cash Equivalents at Beginning of Period	-	-	-	-

Cash and Cash Equivalents at End of Period	$ -	$ -	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	-	-	-

Supplemental Cash Flow Information
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KINGSWAY CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2008.

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

The Company has the following classes of capital stock as of August 12, 2008:

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended June 30, 2008 was $0 as compared to net revenues of $0 for the three months ended June 30, 2007.

The net revenues for the six months ended June 30, 2008 was $0 as compared to net revenues of $0 for the six months ended June 30, 2007.

Operating Expenses

The operating expenses for the three months ended June 30, 2008 was $0 as compared to operating expenses of $0 for the three months ended June 30, 2007.

The operating expenses for the six months ended June 30, 2008 was $0 as compared to operating expenses of $0 for the six months ended June 30, 2007.

Net Income

As a result of the above, the net income for the three months ended June 30, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended June 30, 2008.

As a result of the above, the net income for the six months ended June 30, 2008 was $0.  The basic and diluted income per share was $0 during the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, we have $0 in cash and assets and $0 in current liabilities.

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

Kingsway Capital, Inc.

(Registrant)

Date: August 12, 2008

By: /s/ Nghi Mac

Nai Mac

Title: Chief Executive Officer,

Principal Financial Officer and Director

13